Form 10-K
period 2022-12-31
Midnight Gaming Corp
filed 2025-01-28
CIK 1692780

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 333-266245

MIDNIGHT GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-4053066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 E. Golf Road—Suite 950

Schaumburg, Illinois 60173

 (Address of principal executive offices) (Zip code)

(888) 525-0010

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.00001	MHGI	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐ Yes ☒ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter was N/A.

On August 1, 2024, there were 23,020,000 shares of Common Stock issued and outstanding.

i

MIDNIGHT GAMING CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

ii

PART I

Except as otherwise indicated, references to “we,” “us,” “our,” the “Company,” or “our Company,” and “Midnight Gaming” refer to Midnight Gaming Corporation, a Delaware corporation, and its wholly owned subsidiaries.

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” Forward-looking statements reflect our current view about future events. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, our ability to raise capital to fund continuing operations; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize products and services; changes in government regulation; our ability to complete capital raising transactions; and other factors (including the risks contained in the section of this Annual Report entitled “Risk Factors”) relating to our industry, our operations and results of operations. Actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications or other publicly available information, as well as other information based on our internal sources. While we believe the industry and market data included in this Annual Report on Form 10-K are reliable and based on reasonable assumptions, the data involves many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in this Annual Report on Form 10-K.

Item 1. Business.

Business Overview

We were incorporated in Delaware on October 11, 2016. We are creating and expanding our presence in the Esports events, venues, and competitions space. Midnight Gaming specializes in esports media and advertising, addressing all esports industry media needs worldwide. “Esports Media” is the term used to describe all media types that deliver an esports message, connect to the esports industry, or carry esports advertising to the general public. Esports Media is in high demand by companies small and large. The esports demographic, ages 14 – 28, is highly desirable among corporate advertisers globally. Midnight facilitates messaging from corporate and private advertisers to the esports industry and its customers, clients, and competitors.

Esports Industry

Esports is the competitive playing of video games by professional and amateur teams. Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting and multiplayer online battle arena games. Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a global surge in popularity over the last few years with the rapid growth of online streaming.

Esports also includes games which can be played at home, primarily by amateurs, in multiplayer competitions on the Sony PlayStation, Microsoft Xbox and WII Nintendo systems. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv, azubu.tv, ustream.tv and youtube.com. With the creation and operation of GTV, we hope to be the largest and broadest streaming service of esports.

The advent of online streaming technology has turned esports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in person in stadiums, and by online viewers. This online streaming technology referred to as OTT, which stands for over-the-top, initially named for devices that go “over” a cable box to give the user access to content. In OTT channels, content is delivered via an internet connection rather than through a traditional cable/broadcast provider.

According to Newzoo, a global leader in esports, games and mobile intelligence, it is expected that the total global esports audience is estimated to be 728.8 million at the end of 2021, an increase of 10% over 2020. The pandemic has certainly accelerated the growth of the live-streaming audience but we do not anticipate a decrease in current users. We anticipate the current growth rate will progressively return to their more natural levels by 2024, when the live-streaming audience total will be projected to be 920.3 million. Nevertheless, emerging markets and regions will stay on their path of double-digit growth. Esports Enthusiasts, which are people who watch professional esports content at least once a month, will make up 201.2 million of the total up from 143.2 million in 2017, with a compound annual growth rate (“CAGR”) (2017-2022) of +15.7% to reach almost 297 million in 2022. The global average revenue per Esports Enthusiast, which includes not only gaming revenue, but also sponsorships advertising and all other esports related revenues, is projected to be $5.45 in 2019, up +8.9% from $5.00 in 2018. The number of occasional esports viewers, (people who watch professional esports content less than once a month), is expected to reach 252.6 million in 2019, up from 221.6 million in 2018, and is projected to grow with a CAGR of +12.6% to surpass 347 million in 2022. The number of people who are aware of esports worldwide is expected to reach 1.8 billion in 2019, up from 1.6 billion in 2018. China is expected to contribute most to global esports awareness, with 500.2 million people aware of esports in 2019. The increasing prominence of esports as a mainstream entertainment industry is driving the growth in awareness in most regions. Audience and awareness growth in the emerging regions of Latin America, Middle East and Africa, Southeast Asia, and Rest of Asia is largely driven by improving IT infrastructure and urbanization. Millennials into should continue to drive the growth of the esports industry’s audience and in turn, the esports gaming industry.

GTV

GTV is an esports centered advertising platform which reaches the public through virtual cable networks, OTT streaming services, and websites and other “Connected TV” live channels and outlets worldwide.

MEDIA PLATFORMS: • Roku • Amazon Fire TV • Samsung Smart TV • Apple TV • iOS • Android • LG Smart TV • Twitch	OTT DISTRIBUTION • Unites States • Canada • Europe • Asia

Today most Americans use streaming services, like Netflix, to watch TV. A streaming service streams video content via the internet to a connected TV, computer, smartphone, or tablet.

The potential audience, just in the United States:

•	64% of U.S. homes have a streaming service.
•	60% of 18-to 29-yrs. old only watch streaming services.
•	71% of internet users watch TV streaming services once a week.

Competitive Advantages/Operational Strengths

We believe the following strengths position us for sustainable growth:

Management Team and Key Personnel Experience: Our management and consultants have extensive experience in esports, information technology, compliance, regulation, accounting and finance.

Proprietary Technology: Our platform provides us with a first mover advantage as it offers what we believe to be the widest variety of viewing options available for esports.

Advertising Diversity: Based on our technology, our advertisers can select to target viewers of a certain game or celebrity or can select to advertise to a specific geographic area based on our OTT systems

Marketing and Sales Initiatives

We may accelerate expansion if we find complementary businesses that we are able to acquire in other territories. Our marketing efforts to expand into new territories have included attendance at esports events in addition to personal contact with other market participants.

Esports games are played by professional teams, amateur teams, and individuals. Professional esports teams typically have their own social media presence, with some of the top professional teams having millions of fans who visit the team’s website on a regular basis. A website of a professional esports team usually contains specific information about the team and lists upcoming tournaments or events in which the team will be participating. As part of our efforts to market our online gaming services, we attempt to enter into affiliate marketing agreements with professional esport teams.

We expect to expand into new geographic territories, assuming we obtain licenses to operate in those territories. The need for hands-on implementation in these territories and support may also require investment in additional physical offices and other overhead. We believe our approach is conservative in these respects.

We plan to increase our marketing efforts and awareness of our website and future offerings by:

•	continuing to grow our efforts with our affiliate marketing program with professional esports teams;
•	advertising and sponsoring major professional esports events held in stadiums around the world that are broadcast online to a global audience;
•	utilizing celebrities and social media influencers who have an interest in video games and esports to generate new customers;
•	utilize multiple electronic social media platforms to promote the Company’s business including, but not limited to, Facebook Twitter, Instagram, Snapchat, Youtube, Twitch, Whatsapp, WeChat, email and SMS messages; and
•	using online advertisements, paid search optimization and various social media campaigns to increase our online presence and drive traffic to our website. We intend to increase our investments in online advertisements, primarily through the purchase of banner advertisements on esports related websites. We also intend to continue to invest in optimizing the Company’s website so it will attain a high ranking under key search words or phrases, such as “esports.”

Competition

The online gaming industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the esports market. In both of these segments, there currently exist several major competitors. We expect the number of companies offering products and services in each market segment to increase. Some of our current competitors have far greater resources than we have.

Intellectual Property

We have not filed to register any patents, trade names or trademarks in any jurisdictions, but we do intend to file applications to register patents, tradenames or trademarks in the near future.

Employees

We currently have two full time employees   and three full time consultants.

None of these employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and our management believes that our relations with employees are good.

Properties

Our executive and business offices are located at 1900 E. Golf Road, Suite 950, Schaumburg, Illinois 60173.

The Company entered into a 5-year lease agreement to rent office space terminating in 2023. For the years ended December 31, 2023 and 2020, the Company expensed $2,670 each year, as general and administrative for rent. Minimum payments for successive years ending December 31 are as follows:

2022	3,025
2023	3,244
2024 and thereafter	—
$6,269

Corporate Information

We were formed in the State of Delaware on October 11, 2016. On April 1, 2018, the Company changed its name from McGraw Conglomerate Corporation to Midnight Gaming Corporation. Our offices are located at 1900 E. Golf Road, Suite 950, Schaumburg, Illinois 60173. Our phone number is 888-525-0010. Our website is Midnightgtv.com. We have not incorporated by reference into this Annual Report on Form 10-K the information that can be assessed through our website and you should not consider it to be part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Cautionary Note Concerning Forward Looking Statements.” If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company’s Common Stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business

We are a development stage company with a limited operating history.

While we were incorporated under the laws of Delaware in July 2016. Our operations since that time have been mostly limited to eSports competitions and teams. We have had de minimis revenues to date. Consequently, we are subject to all the risks and uncertainties inherent in a new business and in connection with the development and sale of new products and services. As a result, we still must establish many corporate functions necessary to operate our business, including finalizing our administrative structure, continuing our product development, assessing and expanding our marketing activities, implementing financial systems and controls and personnel recruitment. Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in this early stage of development. You should carefully consider the risks and uncertainties that a company, such as ours, with a limited operating history will face. In particular, you should consider that we cannot provide assurance that we will be able to:

•	successfully implement or execute our current business plan;
•	raise sufficient funds in the capital markets to effectuate our business plan;
•	attract, enter into or maintain contracts with, and retain customers; and/or
•	compete effectively in the extremely competitive environment in which we operate.

If we cannot successfully accomplish any of the foregoing objectives, our business may not succeed.

If we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.

Our ability to grow revenue is dependent on our ability to demonstrate to marketers that their marketing campaigns with us provide a meaningful return on investment (“ROI”) relative to offline and other online opportunities. Our ability to demonstrate the value of advertising and sponsorship on our network will depend, in part, on the sophistication of the analytics and measurement capabilities, the actions taken by our competitors to enhance their offerings, whether we meet the ROI expectations of our customers and a number of other factors. If we are unable to maintain sophisticated marketing and communications solutions that provide value to our customers or demonstrate our ability to provide value to our customers, our financial results will be harmed.

If we are unable to develop, commission or acquire compelling content in our business at acceptable prices, our expenses may increase, the number of visitors to our online properties may not grow as anticipated, or may decline, and/or visitors’ level of engagement with our network and websites may decline, any of which could harm our operating results.

Our future success depends in part on the ability of our business to aggregate compelling content and deliver that content through our online properties. We believe that users will increasingly demand high-quality content and services including more video and mobile-specific content. Such content and services may require us to make substantial payments to third parties if we are unable to develop content of our own. Our ability to maintain and build relationships with such third-party providers is critical to our success. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition.

We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability or continue as a going concern.

To date, we have recorded de minimis revenues from the sale of our products. If we are unable to generate revenues, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever be able to achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2022 and 2021. As of December 31, 2022 and 2021, our accumulated deficit was $2,295,856 and $1,370,696, respectively.   These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this prospectus do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding. If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and we may have to cease operations. In that event you could lose your entire investment.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firms have included an explanatory paragraph in our consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 stating that our operating losses and limited working capital, raise substantial doubt about our ability to continue as a going concern. To date, it has been necessary to rely upon debt and the sale of our equity securities to sustain operations. Our management anticipates that we will require additional capital to fund ongoing operations.

There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient. If such additional funding is not obtained, we may be required to scale back or cease operations.

We will require additional financing and cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

To date, the Company has relied primarily on equity financing to carry on its business. The Company has limited financial resources, has no operating cash flow and has no assurance that sufficient funding will be available to it to fund its operating expenses and to further develop its business. As of December 31, 2022, we had cash of $184,875.   We expect the net proceeds from future offerings, along with our current cash position, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Thereafter, unless we achieve profitability, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to then existing shareholders. There can be no assurance that such additional capital will be available, on a timely basis, or on terms acceptable to the Company. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of its business with the possible loss of such properties or assets. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects.

The gaming and interactive entertainment industries are intensely competitive. Esports faces competition from a growing number of companies and, if Esports is unable to compete effectively, its business could be negatively impacted.

There is intense competition amongst gaming solution providers. There are a number of established, well financed companies producing both land-based and online gaming and interactive entertainment products and systems that compete with the products of the Company. As some of our competitors have financial resources that are greater than Esports’, they may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies or otherwise develop more commercially successful products than the Company, which could impact the Company’s ability to win new marketing contracts and renew our existing ones. Furthermore, new competitors may enter the Company’s key market areas. If the Company is unable to obtain significant market presence or if it loses market share to its competitors, the Company’s results of operations and future prospects would be materially adversely affected. There are many companies with already established relationships with third parties, including gaming operators that are able to introduce directly competitive products and have the potential and resources to quickly develop competitive technologies. The Company’s success depends on its ability to develop new products and enhance existing products at prices and on terms that are attractive to its customers.

We operate in a very competitive business environment and if we do not adapt our approach and our products to meet this competitive environment, our business, results of operations or financial condition could be adversely impacted.

There is intense competition in the gaming management and gaming products industry which is characterized by dynamic customer demand and rapid technological advances. As a result, we must continually adapt our approach and our products to meet this demand and match technological advances and if we cannot do so, our business results of operations or financial condition may be adversely impacted. Conversely, the development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have an adverse impact on our business, results of operations or financial condition. If we are unable to remain dynamic in the face of changes in the market, it could have a material adverse effect on our business, results of operations or financial condition.

Risks that impact our customers may impact us.

If our marketing program is not effective, we may see a slowdown in business or network or website traffic it may lead to fewer visitors on our network or website, which could have an adverse effect on advertising revenues and our business.

Our business is subject to online security risk, including security breaches, and loss or misuse of our stored information as a result of such a breach, including customers’ personal information, could lead to government enforcement action or other litigation, potential liability, or otherwise harm our business.

We receive, process, store and use personal information and other customer data. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us which could have an adverse impact on our business. In the area of information security and data protection, many states have passed laws requiring notification to customers when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these types of laws may increase in the future as a result of changes in interpretation or changes in law. Any failure on our part to comply with these types of laws may subject us to significant liabilities.

Third parties we work with, such as vendors, may violate applicable laws or our policies, and such violations may also put our customers’ information at risk and could in turn have an adverse impact on our business. We are also subject to payment card association rules and obligations under each association’s contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the associated expense and penalties. If we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry. Many companies, including ours, have been the targets of such attacks. Any security breach caused by hacking which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

If unauthorized disclosure of the source code we currently license, and expect to own, we could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase security risks.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor; however, such measures cannot provide absolute security.

Our profitability depends upon many factors for which no assurance can be given.

Profitability depends upon many factors, including the ability to develop and maintain valuable products and services, our ability to identify and obtain the rights to additional products to add to our existing product line, success and expansion of our sales programs, expansion of our customer base, obtaining the right balance of expense levels and the overall success of our business activities. We anticipate that we will generate operating income in the next 12 months although no assurance can be given in this regard. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations. A decline in the value of our stock could also cause you to lose all or part of your investment.

Future cash flows fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

Our working capital requirements and cash flows are expected to be subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales and collection of receivables, customer payment terms and supplier terms and conditions. We expect future offerings will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months However, a greater than expected slow-down in capital spending by our advertisers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

Our business may be materially and adversely affected by increased levels of debt.

In order to finance our business or to finance possible acquisitions we may incur significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit and/or support facilities and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business operations. Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing sources of funding;
•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and
•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products and services, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

Esports’ online offerings are part of new and evolving industries, which presents significant uncertainty and business risks.

The online gaming and interactive entertainment industry, which includes social, casual and mobile gaming and interactive entertainment, is relatively new and continues to evolve. Whether these industries grow and whether Esports’ online business will ultimately succeed, will be affected by, among other things, developments in social networks, mobile platforms, legal and regulatory developments (such as the passage of new laws or regulations or the extension of existing laws or regulations to online gaming activities), taxation of gaming activities, data privacy laws and regulation and other factors that the Company is unable to predict and which are beyond the Company’s control. Given the dynamic evolution of these industries, it can be difficult to plan strategically, and it is possible that competitors will be more successful than the Company at adapting to change and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation, the Company may become subject to additional compliance-related costs. Consequently, the Company cannot provide assurance that its online and interactive offerings will grow at the rates expected or be successful in the long term. Several companies have launched online offerings, and new competitors are likely to continue to emerge, some of which may be operated by social gaming companies with a larger base of existing users. If our products do not obtain popularity or maintain popularity or fail to grow in a manner that meets management’s expectations, our results of operations and financial condition could be harmed.

Esports’ success in the competitive gaming and interactive entertainment industries depends in large part on its ability to develop and manage frequent introductions of innovative products.

The online gaming and interactive entertainment industries are characterized by dynamic customer demand and technological advances, including for land-based and online gaming products. As a result, the Company must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand. The process of developing new products and systems is inherently complex and uncertain. It requires accurate anticipation of changing customer needs and end user preferences as well as emerging technological trends. If the Company’s competitors develop new content and technologically innovative products, and Esports fails to keep pace, its business could be adversely affected. Additionally, the introduction of products embodying new technology and the emergence of new industry standards can render the Company’s existing solutions obsolete and unmarketable and can exert price pressures on existing solutions. To remain competitive, the Company must invest resources towards its research and development efforts to introduce new and innovative products with dynamic features to attract new customers and retain existing customers. If the Company fails to accurately anticipate customer needs and end-user preferences through the development of new products and technologies, it could lose business to its competitors, which would adversely affect the Company’s results of operations and financial position.

The Company intends to continue investing resources toward its research and development efforts. There is no assurance that its investments in research and development will lead to successful new technologies or timely new products. If a new product does not gain market acceptance, the Company’s business could be adversely affected. Most directly, if a product is unsuccessful, the Company could incur losses. Additionally, if the Company cannot efficiently adapt its processes and infrastructure to meet the needs of its product innovations, its business could be negatively impacted. There is no certainty that the Company’s new products will attain market acceptance or that its competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by the Company in introducing new products could negatively impact its operating results by providing an opportunity for its competitors to introduce new products and gain market share.

The Company cannot give assurance that it will successfully develop new products or enhance and improve its existing products, that new products and enhanced and improved existing products will achieve market acceptance or that the introduction of new products or enhanced existing products by others will not render the Company’s products obsolete. Dynamic customer demand and technological advances often demand high levels of research and development expenditures in order to meet accelerated product introductions, and the life cycles of certain products may be short, which could adversely affect the Company’s operating results. In some cases, the Company’s new products and solutions may require long development and testing periods and may not be introduced in a timely manner or may not achieve the broad market acceptance necessary to generate significant revenue. The Company’s inability to develop solutions that meet customer needs and compete successfully against competitors’ offerings could have a material adverse effect on the Company’s business, financial condition and results of operations.

Failure to attract, retain and motivate key employees may adversely affect the Company’s ability to compete and the loss of the services of key personnel could have a material adverse effect on Esports’ business.

The Company depends on the services of a few key executive officers. The loss of any of these key persons could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s success is also highly dependent on its continuing ability to identify, hire, train, motivate and retain highly qualified technical, marketing and management personnel. Competition for such personnel can be intense, and the Company cannot provide assurance that it will be able to attract or retain highly qualified technical, marketing and management personnel in the future. Stock options may comprise a significant component of key employee compensation, and if the Company’s Common Share price declines, it may be difficult to retain such individuals. Similarly, changes in the Company’s share price may hinder the Company’s ability to recruit key employees, as they may elect to seek employment with other companies that they believe have better long-term prospects. The Company’s inability to attract and retain the necessary technical, marketing and management personnel may adversely affect its future growth and profitability. The Company’s retention and recruiting may require significant increases in compensation expense, which would adversely affect the Company’s results of operation.

The leadership of our Chief Executive Officer, Mr. Ken McGraw, has been a critical element of the Company’s development. The departure, death or disability of Mr. McGraw or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on the Company’s business. We are not protected by key man or similar life insurance covering members of senior management but is contemplating obtaining key man insurance.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting and testing our internal control over financial reporting in the future  . We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

Our management team has limited experience managing a public company and regulatory compliance may divert our attention from the day-to-day management of its business.

Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. These obligations typically require substantial attention from our senior management and could divert our attention away from the day-to-day management of our business.

We currently do not maintain insurance coverage, and any claims against us may result in our incurring substantial costs and a diversion of resources.

We do not currently hold directors and officer’s liability insurance, although we do expect to obtain coverage in the future  . We do not maintain key-man life insurance on any of our senior management or key personnel, business interruption insurance, employer’s liability insurance or liability insurance. If and when we do obtain insurance coverage, it may be insufficient to cover any claim. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

The Company’s business is vulnerable to changing economic conditions and to other factors that adversely affect the industries in which it operates.

The demand for entertainment and leisure activities tends to be highly sensitive to changes in consumers’ disposable income, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond the control of the Company. Unfavorable changes in general economic conditions, including recessions, economic slowdown, sustained high levels of unemployment, and increasing fuel or transportation costs, may reduce customers’ disposable income or result in reduced advertising revenue. As a result, the Company cannot ensure that demand for its products or services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, could lead to a further reduction in discretionary spending on leisure activities. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could reduce the Company’s online games, reducing the Company’s cash flows and revenues. If the Company experiences a significant unexpected decrease in demand for its products, it could incur losses.

Changes in ownership of competitors or consolidations within the gaming industry may negatively impact pricing and lead to downward pricing pressures which could reduce revenue.

A decline in demand for the Company’s products in the gaming industry could adversely affect its business. Demand for the Company’s products is driven primarily by the replacement of existing services as well as the expansion of existing online gaming, and the expansion of new channels of distribution, such as mobile gaming. Additionally, consolidation within the online market could result in the Company facing competition from larger combined entities, which may benefit from greater resources and economies of scale. Also, any fragmentation within the industry creating a number of smaller, independent operators with fewer resources could also adversely affect the Company’s business as these operators might cause a further slowdown in the replacement cycle for the Company’s products.

The Company’s results of operations could be affected by natural events in the locations in which it operates or where its customers or suppliers operate.

Esports, its customers, and its suppliers have operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or flood that could disrupt operations. Any serious disruption at any of Esports’ facilities or the facilities of its customers or suppliers due to a natural disaster could have a material adverse effect on Esports’ revenues and increase its costs and expenses. If there is a natural disaster or other serious disruption at any of Esports’ facilities, it could impair its ability to adequately supply its customers, cause a significant disruption to its operations, cause Esports to incur significant costs to relocate or re-establish these functions and negatively impact its operating results. While Esports intends to seek insurance against certain business interruption risks, such insurance may not adequately compensate Esports for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of Esports’ customers or suppliers may adversely affect its business, results of operations or financial condition.

Litigation costs and the outcome of litigation could have a material adverse effect on the Company’s business.

From time to time, Esports may be subject to litigation claims through the ordinary course of its business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend Esports against claims by third parties, or to enforce any rights that Esports may have against third parties, may be necessary, which could result in substantial costs and diversion of Esports’ resources, causing a material adverse effect on its business, financial condition and results of operations. Aside from the lawsuit and other matters referenced herein under the heading “Legal Proceedings” (which includes certain allegations made by our former Chief Technology Officer), the Company is not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against the Company, given the nature of its business, it is, and may from time to time in the future be, party to various, and at times numerous, legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially adversely affected.

The Company relies on its internal marketing and branding function, and intends to rely on relationship with ambassadors, distributors, service providers and channel partners to promote its products and generate revenue, and the failure to maintain and develop these relationships could adversely affect the business and financial condition of the Company.

The Company is dependent upon its internal marketing and branding function as well as its ability to establish and develop new relationships and to build relationships with distributors and service providers on which it will rely to promote its current and future products, including online gaming services and live events such as potentially creating and hosting live esports tournaments. The Company cannot provide assurance that it will be successful in maintaining or advancing such internal function or relationship. In addition, the Company cannot provide assurance that its future distributors and service providers will act in a manner that will promote the success of the Company’s products and services. Failure by its internal marketing and branding function or channel partners to promote and support the Company’s products and services or failure by the Company to establish and develop relationships with ambassadors, distributors and service providers, could adversely affect the Company’s business, results of operations and financial condition. Even if the Company is successful in maintaining or advancing such internal function or establishing and developing relationships with distributors or service providers, there is no guarantee that this will result in a growth in revenue.

Moreover, if some of the Company’s competitors offer their products and services to distributors on more favorable terms or have more products or services available to meet their needs, there may be pressure on the Company to reduce the price of its products or services, failing which the Company’s distributors and service providers may stop carrying its products or services or de-emphasize the sale of its products and services in favor of the products and services of competitors.

Regulations that may be adopted with respect to the internet and electronic commerce may decrease the growth in the use of the internet and lead to the decrease in the demand for Esports’ products and services.

In addition to regulations pertaining to the gaming industry in general and specifically to online gaming, the Company may become subject to any number of laws and regulations that may be adopted with respect to the internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. As well, current laws, which predate or are incompatible with the internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the internet. The adoption of new laws or regulations relating to the internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the internet, decrease the demand for Esports’ products and services, increase Esports’ cost of doing business or could otherwise have a material adverse effect on Esports’ business, revenues, operating results and financial condition.

Risks Related to Intellectual Property and Technology

Esports’ intellectual property may be insufficient to properly safeguard its technology and brands.

The Company may apply for patent protection in the United States, Canada, Europe and other countries relating to certain existing and proposed processes, designs and methods and other product innovations. Patent applications can, however, take many years to issue and the Company can provide no assurance that any of these patents will be issued at all. If the Company is denied any or all of these patents, it may not be able to successfully prevent its competitors from imitating its solutions or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for the Company’s solutions. Even if pending patents are issued to the Company, its intellectual property rights may not be sufficiently comprehensive to prevent its competitors from developing similar competitive products and technologies. The Company’s success may also depend on its ability to obtain trademark protection for the names or symbols under which it markets its products and to obtain copyright protection and patent protection of its proprietary technologies, intellectual property and other game innovations and if the granted patents are challenged, protection may be lost. The Company may not be able to build and maintain goodwill in its trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright or issued patent will provide competitive advantages for Esports or that Esports’ intellectual property will not be successfully challenged or circumvented by competitors.

The Company may be subject to claims of intellectual property infringement or invalidity and adverse outcomes of litigation could unfavorably affect its operating results.

Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and the Company may not be able to detect infringement or misappropriation of its proprietary rights. Although the Company intends to aggressively pursue anyone who is reasonably believed to be infringing upon its intellectual property rights and who poses a significant commercial risk to the business, to protect and enforce its intellectual property rights, initiating and maintaining suits against such third parties will require substantial financial resources. The Company may not have the financial resources to bring such suits, and, if it does bring such suits, it may not prevail. Regardless of the Company’s success in any such actions, the expenses and management distraction involved may have a material adverse effect on its financial position.

The failure to enforce and maintain our intellectual property rights could enable others to use trademarks used by our business which could adversely affect the value of the Company.

The success of our business depends on our continued ability to use our existing tradenames in order to increase our brand awareness. As of the date hereof, we do not have any federally registered trademarks owned by us, but we plan to pursue registered trademarks for our business names. The unauthorized use or other misappropriation of any of the foregoing trademarks or tradenames could diminish the value of our business which would have a material adverse effect on our financial condition and results of operation.

Service interruptions of internet service providers could impair the Company’s ability to carry on its business.

Most of the Company’s customers will rely on internet service providers to allow the Company’s customers and servers to communicate with each other. If internet service providers experience service interruptions, communications over the internet may be interrupted and impair the Company’s ability to carry on business. In addition, the Company’s ability to process e-commerce transactions depends on bank processing and credit card systems. In order to prepare for system problems, the Company intends to continuously seek to strengthen and enhance its planned facilities and the capability of its system infrastructure and support. Nevertheless, any system failure as a result of reliance on third parties, including network, software or hardware failure, which causes a delay or interruption in the Company’s online services and products and e-commerce services, could have a material adverse effect on the Company’s business, revenues, operating results and financial condition.

Systems, network or telecommunications failures or cyber-attacks may disrupt the Company’s business and have an adverse effect on our results of operations.

Any disruption in the Company’s network or telecommunications services could affect the Company’s ability to operate its games and online offerings, which would result in reduced revenues and customer down time. The Company’s network and databases of business or customer information, including intellectual property, trade secrets, and other proprietary business information and those of third parties we use, will be susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, hackers, network penetration, data privacy or security breaches, denial of service attacks and similar events, including inadvertent dissemination of information due to increased use of social media. Despite implementation of network security measures and data protection safeguards by us, including a disaster recovery strategy for back-office systems, the Company’s servers and computer resources will be vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Disruptions from unauthorized access to or tampering with the Company’s computer systems, or those of third parties we use, in any such event could result in a wide range of negative outcomes, including devaluation of the Company’s intellectual property goodwill and/or brand appeal, increased expenditures on data security, and costly litigation, and can have a material adverse effect on the Company’s business, revenues, reputation, operating results and financial condition.

Malfunctions of third-party communications infrastructure, hardware and software expose Esports to a variety of risks Esports cannot control.

Our business will depend upon the capacity, reliability and security of the infrastructure owned by third parties over which our offerings would be deployed. Esports has no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. Esports depends on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand our levels of service in the future, our operations could be adversely impacted. Also, to the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

Risks Related to Our Common Stock

Our officers, directors and 5% stockholders may exert significant influence over our affairs, including the outcome of matters requiring stockholder approval.

As of the date of this prospectus, our officers, directors 5% stockholders collectively have an approximately 82.9% beneficial ownership of our company. As a result, when acting together, such individuals will have a controlling influence over the election of our directors and in determining the outcome of any corporate action, including corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and influence could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

We currently do not intend to pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

You may experience dilution of your ownership interest due to the future issuance of additional shares of our common stock.

We are in a capital intensive business and we do not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 500,000,000 shares of common stock and 5,000,000 shares of preferred stock. Additionally, the Board may subsequently approve increases in authorized common stock. The potential issuance of such additional shares of common or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

If and when a larger trading market for our securities develops, the market price of such securities is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your securities at or above the price at which you acquired them.

The stock market in general and the market for smaller esports companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our securities may be influenced by many factors that are beyond our control, including, but not limited to:

•	variations in our revenue and operating expenses;
•	market conditions in our industry and the economy as a whole;
•	actual or expected changes in our growth rates or our competitors’ growth rates;
•	developments in the financial markets and worldwide or regional economies;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	announcements by the government relating to regulations that govern our industry;
•	sales of our common stock or other securities by us or in the open market;
•	changes in the market valuations of other comparable companies;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our securities. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

Efforts to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we have been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process may result in a diversion of management’s time and attention and may involve significant expenditures. We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our evaluation management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting, and testing our internal control over financial reporting in the future  . We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

Item 1B. Unresolved Staff Comments.
None

Item 2. Properties.

Our executive and business offices are located at 1900 E. Golf Road, Suite 950, Schaumburg, Illinois 60173.

Item 3. Legal Proceedings.

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no market for our common stock.

As of December 31, 2022, there were approximately 300 registered holders of record of our common stock.

Aggregate Number of Holders of Common Stock

Item 6. Selected Financial Data.

This item is not required for Smaller Reporting Companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Overview

Esports is the competitive playing of video games by amateur and professional teams for cash prizes. Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter, and multiplayer online battle arena games. As of December 2023, the three largest selling esports games are Dota 2, League of Legends (both multiplayer online battle arena games) and Counter Strike: Global Offensive (a first-person shooter game). Other popular games include Smite, StarCraft II, Call of Duty¸ Heroes of the Storm, Hearthstone and Fortnite. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions on the Sony PlayStation, Microsoft Xbox and WII Nintendo systems. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv, azubu.tv, ustream.tv and youtube.com.

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a global surge in popularity over the last few years with the rapid growth of online streaming. The advent of online streaming technology has turned esports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in person in stadiums, and by online viewers, which regularly exceed 1,000,000 viewers for major tournaments. Much like how there is a worldwide gaming market for the sports industry, there has now developed a worldwide gaming market for the esports industry. The impact has been so significant that many video game developers are now building features into their games designed to facilitate competition.

Newzoo.com, an esports reporting site, says In 2022, the global esports audience will grow +8.7% year on year to reach 532 million. Esports enthusiasts—those who watch esports content more than once a month—will account for just over 261 million.

The number of esports enthusiasts will grow to 318 million in 2025, with a CAGR of +8.1% (2020-2025). In 2025, the total audience will surpass 640 million.

Esports will generate nearly $1.38 billion in revenues globally by the end of 2022. China accounts for nearly a third of worldwide esports revenues.

Digital and streaming are the two fastest-growing revenue streams for esports, with 2020-2025 CAGRs of +27.2% and +24.8%, respectively. Growing awareness around digital assets and NFTs will likely boost investment and fan interest in acquiring in-game items of esports IP.

Emerging Growth Company

We are an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues is $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates is $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Liquidity

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities, including the sale of securities in this offering. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of December 31, 2021 and 2020. We anticipate that we need approximately $1 million to ramp up our operations over the next twelve months, If we do not raise additional funds, we will have to scale back our plans.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. Material changes in line items in our Statement of Operations for the periods presented are discussed below.

Revenue and Expenses – Year Ended December 31, 2021 vs. December 31, 2020

Revenue and Gross Profit

The Company had no revenue or gross profit for the year ended December 31, 2021 compared to $1,000 of revenue and gross profit for the year ended December 31, 2020.

Expenses

The Company had $402,796 in expenses for the year ended December 31, 2021 compared with $45,619 in expenses for the year ended December 31, 2020, an increase of $357,177. This increase in expenses in 2021 was primarily the result of increased sales and marketing expenses ($118,388) as the Company advertised to boost the visibility of the Company’s products, increase in other general and administrative expenses ($119,425), increase in consulting fees ($51,604), travel expenses ($42,686) and legal and professional fees ($40,074), for expenses associated with preparing financial statements for registering its common stock, building its network, establishing an office and public relations initiatives.,

Revenue and Expenses – Six Months Ended June 30, 2022 vs. June 30, 2021

Revenue and Gross Profit

The Company had no revenue in either six-month period.

Expenses

The Company had $106,742 in expenses for the six months ended June 30, 2022 compared with $275,434 in expenses for the six months ended June 30, 2021, a decrease of $168,692. This decrease reflects the costs the Company incurred in 2021 for associated with preparing financial statements for registering its common stock, building its network, establishing an office and public relations initiatives. The decrease was primarily the result of decreased marketing expenses ($96,417), consulting fees ($27,080) and other general and administrative expenses ($54,255).

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the year ended December 31, 2021 and 2020 are shown below:

	2021	2020
Cash used in operating activities	$(519,050)	$(147,611)
Cash used in investing activities	—	—
Cash provided by financing activities	470,768	197,715

The Company’s sources and (uses) of cash for the six months ended June 30, 2022 and June 30, 2021 are shown below:

	2022	2021
Cash used in operating activities	$(106,742)	$(295,434)
Cash used in investing activities	—	—
Cash provided by financing activities	119,702	448,246

To date, we have recorded de minimis revenues from the sale of our services and products. If we are unable to generate revenues, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever be able to achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2020 and 2019. As of December 31, 2020 and 2019, our accumulated deficit was $881,701 and $329,134, respectively. As a result of our losses, the Company has not yet filed any tax returns. The Company is, however, subject to examination by U.S. Federal and State tax authorities from inception to present,

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this prospectus do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding. If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and we may have to cease operations. In that event you could lose your entire investment.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firms have included an explanatory paragraph in our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019 stating that our operating losses and limited working capital, raise substantial doubt about our ability to continue as a going concern. To date, it has been necessary to rely upon debt and the sale of our equity securities to sustain operations. Our management anticipates that we will require additional capital to fund ongoing operations without taking into account the proceeds from this offering.

There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient. If such additional funding is not obtained, we may be required to scale back or cease operations.

Other than the foregoing, we do not know of any trends that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements nor any contingent liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MIDNIGHT GAMING CORPORATION

S R Chourasiya & Co

PCAOB Reg No 6137

Pune, India

Item 8. Financial Statements and Supplementary Data.

Midnight Gaming Corporation

Balance Sheet

As on December 31, 2022

	As on	As of
	December 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$184,875	$1,860
Total Current Assets	184,875	1,860
Other Assets
Notes Receivable - Related Party	262,672	—
Total Other Assets	262,672	—
Total Assets	$447,547	$1,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,511	$8,511
Accrued Expenses	18,586	$18,586
Total Current Liabilities	27,097	27,097
Long-Term Liabilities
Loan Payable - Related Party	—	33,124
Notes Payable	393,500	293,500
Accrued Interest	108,505	75,533
Total Long-Term Liabilities	502,005	402,157
Total Liabilities	529,102	429,254
Stockholders' deficit:
Preferred stock (par 0.0001, 4,420,000,000 issued and outstanding)	45	45
Common stock (par 0.0001, 100,000,000 shares authorized, and 23,020,000 issued and outstanding)	2,302	2,300
Warrants	138	12
Additional paid in capital	2,211,816	940,945
Net Income (Loss)	(925,160)	(427,562)
Retained Earnings	(1,370,696)	(943,134)
Total stockholders' deficit	(81,555)	(427,394)
TOTAL LIABILITIES AND DEFICIT	$447,547	$1,860

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Operations

For the Period of January 1, 2022 through December 31, 2022

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December 31, 2022	December 31, 2021
	(unaudited)	(unaudited)
Revenue, net	$—	$—

Operating Expenses:
Media Production Expense	$520,000	$—
Marketing	69,863	133,388
Legal and Professional Fees	61,796	41,689
Consulting Fees	2,223	51,604
Travel	39,425	44,786
Other general and administrative expenses	198,880	131,329
Total Operating Expenses	892,187	402,796

Loss from operations	(892,187)	(402,796)

Other Expenses
Interest expense	$32,973	$24,766
Net loss before income taxes	(925,160)	(427,562)
Provision for income taxes	—	—
Net loss	$(925,160)	$(427,562)
Loss per share
Basic & Diluted	$(0.040)	$(0.019)
Weighted average number of shares outstanding
Basic & Diluted	23,020,000	23,000,000

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Changes in Stockholders' Equity/Deficit

For the Period of January 1, 2022 to December 31, 2022

	Common Stock		Preferred Stock		Warrants
	Shares	Amount	Shares	Amount	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Beginning Balance as of January 1, 2021	23,000,000	$2,300	3	$15	$—	$425,986	$(944,312)	$(516,011)
Issuance of Preferred Stock			300	$30		299,970		300,000
Issuance of Warrants					$12	214,989		215,000
Equity Adjustment							1,178	1,178
Net Income							(427,562)	(427,562)
Ending Balance as of December 31, 2021	23,000,000	$2,300	303	$45	$12	$940,945	$(1,370,696)	$(427,394)
Beginning Balance as of January 1, 2022	23,000,000	$2,300	303	$45	$12	$940,945	$(1,370,696)	$(427,394)
Issuance of Warrants					126	1,260,874		1,261,000
Issuance of Common Stock	20,000	$2				9,998		10,000
Net Income							(925,160)	(925,160)
Ending Balance as of September 30, 2022	23,020,000	$2,302	303	$45	$138	$2,211,816	$(2,295,856)	$(81,555)

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Cash Flows

For the period of January 1, 2022 through December 31, 2022

	Twelve months	Twelve months
	ended	ended
	December 31, 2022	December 31, 2021
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(925,160)	$(427,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Non Cash Compensation Expense	—
Change in Accounts Payable	—	(91,489)
Change in Accrued Expenses	—	—

Net cash used in operating activities	(925,160)	(519,051)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$2	$—
Issuance of preferred stock	—	30
Issuance of Warrants	126	12
Additional Paid in Capital	1,270,872	514,959
Opening Balance Equity Adjustment	—	—
Related party note proceeds received	(295,796)	(176,000)
Accrued Interest	32,972	24,766
Notes Payable	100,000	137,500
Net cash provided by financing activities	1,108,175	501,267

NET INCREASE IN CASH AND CASH EQUIVALENTS	183,015	(17,784)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,860	50,142

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$184,875	$1,860

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—
Income tax paid	$—	$—

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Notes to Financial Statements

December 31, 2022

NOTE 1: DESCRIPTION OF BUSINESS

Midnight Gaming Corporation (the “Company”) was incorporated in Delaware on October 11, 2016. It is still in the development stage and has no revenue until now.

The Company engages in the business of acquiring income producing business entities during early stages of their respective business life cycle, to enrich the acquisitions business model to result in increased business activity, revenue, and valuation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The financial statements of the Company for the period from January 1, 2022 to December 31, 2022 have been prepared in accordance with generally accepted accounting principles.

Cash and cash equivalents

For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered as cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period they are determined.

Fair value of financial instruments and fair value measurements

For certain of the Company's financial instruments, including cash, accrued expenses and short-term debt, the carrying amounts approximate their fair values due to their short maturities. We adopted ASC Topic 820, "Fair

Value Measurements and Disclosures", which requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.

The carrying amounts reported in the balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;
Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;
Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Revenue recognition

Revenue from sales of products and services is recognized when persuasive evidence of an arrangement exists, products have been shipped or services have been delivered to the customer, the price is fixed or determinable and collection is reasonably assured.

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and earned. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Property, plant and equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property, plant and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Intangible assets

Intangible assets with no determinable life are initially assessed for impairment upon purchase, with subsequent assessments required annually. When there is reason to believe that their values have been diminished or impaired, a write-down is recognized as necessary. Intangible assets with rights that expire over time are amortized over the time that the rights exist.

Income taxes

The Company utilizes FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 provides accounting and disclosure guidance about positions taken by an organization in its tax returns that might be uncertain. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

As of December 31, 2022, the Company had not taken any significant uncertain tax positions on its tax returns for period ended December 31, 2022 or in computing its tax provision for 2022. Management has not yet filed any tax return. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally, for three years after they are filed.

Basic and diluted earnings per share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, and stock awards.

New Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) “ASU 2014-09”. ASU 2014-09 was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments to ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the pronouncement in its financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NOTE 3: NOTE PAYABLE/RECEIVABLE – RELATED PARTY

Since inception and until December 31, 2022 this Company is due $262,272 from the major shareholder of the Company, representing an unsecured note payable bearing interest at 5% per annum. During Q1 2022, the balance shifted from a liability to a loan receivable. The note along with accrued interest was due on December 31, 2017. No interest was accrued in Q4 2022. Subsequent to the year ended September 30, 2017, the note terms were amended. The note is now due on demand.

NOTE 4: NOTE PAYABLE – NON-RELATED PARTY

The company entered into three notes payable bearing an interest rate of 12% during 2020 in the aggregate amount of $53,000. As of December 31, 2022, these three note payable have accrued interest in the amount of $13,522.

The company entered into five notes payable bearing an interest rate of 12% during 2021 in the aggregate amount of $140,500. As of December 31, 2022, these five notes payable have accrued interest in the amount of $27,656.

A note payable bearing an interest rate at 5% per annum was entered into on January 18, 2022 in the amount of $100,000. The note payable will be due on or after October 25, 2022. As of December 31, 2022, the note has accrued interest of $4,753. This note is in addition to a note that was entered into with the same party in 2021 in the amount of $100,000. Interest accrued on this portion of the note payable is $5,904 as of December 31, 2022.

NOTE 5: INCOME TAXES

The Company had no income tax expense since inception until September 30, 2022. The blended Federal and State tax rates for the period of 0% applies to income before taxes. The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities at December 31, 2022 are as follows:

Deferred tax liabilities:

Net loss before taxes	$(925,160)
Deferred tax	0
Less deferred tax asset on net operating loss	0
Net deferred tax liability	$0

NOTE 6: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $2,295,856 as of December 31, 2022. To date, the operations have been financed through the issuance of preferred stock, warrants and promissory notes.

In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. This company expects to raise capital as a source of financing the project plan. As of December 31, 2022, the Company had minimal operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we will have to raise additional capital to fund operations in the next 3 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing involves substantial dilution to existing investors.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company is due $262,272 during the period from October 11, 2016 (inception) to December 31, 2022 from the shareholder, who owns 27.5% of the shares of the Company, representing an unsecured note payable bearing interest at 5% per annum. During Q1 2022, the balance shifted from a liability to a loan receivable. Accrued interest of $57,470 is payable along with the principle on demand. No interest was accrued for Q4 2022. No interest was paid until now. The note terms were amended subsequent to the year ended September 30, 2017. The note holder agrees to advance money to the company as needed and the note will be due on demand.

NOTE 8: STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par. The initial issuance was 1,666,667 shares for $200. On April 1, 2018 the Company canceled all 1,666,667 common shares and replaced them by issuing 2,000,000 new shares of common stock for par value of $0.0001 per share. The stockholder’s equity was retroactively restated to give effect to the change. On May 1, 2018 the company issued 10,000,000 new shares of common stock for par value of $0.0001 per share.

The company issued 11,000,000 shares of common stock for services rendered by consultants during 2020.

The Company imputed $15,000 during 2020 as compensation for the officer of the Company for the time spent in the Company and is recorded as a capital contribution to the Company.

The Company issued 20,000 shares of Common Stock at a par value of $0.0001 to a shareholder during Q3 2022.

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with $0.0001 par.

The Company had one issuance of Preferred Stock Class D during 2020 at the value of the investment of $50,000. The Preferred Stock Class D issuance was issued at a par value of $0.0001 per share, which resulted in an increase in Preferred Stock Class D of $5 and Additional Paid in Capital – Preferred Stock $49,995. Each share is convertible into common stock equal to 2% of the issued and outstanding shares of common stock of the Company as of the date of the conversion instructions.

The Company had two issuances of Preferred Stock Class E during 2020 at the value of the investment of $92,000. The Preferred Stock Class E issuance was issued at a par value of $0.0001 per share, which resulted in an increase in Preferred Stock Class E of $10 and Additional Paid in Capital – Preferred Stock $91,990. One issue was issued at a discount of $8,000 and the discount is reflected in the Additional Paid in Capital Account. Each share is convertible into common stock equal to 1% of the issued and outstanding shares of common stock of the Company as of the date of the conversion instructions.

The Company had two issuances of Preferred Stock Class C during 2021 at the value of the investment of $150,000. The Preferred Stock Class C issuance was issued at a par value of $0.0001 per share, which resulted in an increase in Preferred Stock Class C of $15 and Additional Paid in Capital – Preferred Stock $149,985. Each share is convertible into common stock equal to 0.005% of the issued and outstanding shares of common stock of the Company as of the date of the conversion instructions.

The Company had two issuances of Preferred Stock Class B during 2021 at the value of the investment of $150,000. The Preferred Stock Class B issuance was issued at a par value of $0.0001 per share, which resulted in an increase in Preferred Stock Class B of $15 and Additional Paid in Capital – Preferred Stock $149,985. Each share is convertible into common stock at a price equal to 70% of the price of the next qualifying offering. A Qualified Offering is the Company’s next bona fide sale of its preferred stock or common stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of relation transactions, which offering definitively sets a price per share of the Company’s common stock or preferred stock.

Warrants

During 2021, the Company entered into one warrant agreement for a common stock purchase. The warrant is at the par value of $0.0001 and the investor has the option to purchase 500,000 shares at a strike price of $0.50/per share. This transaction has been classified a warrant on the balance sheet and amount over the par value is classified in the Additional Paid in Capital account. The warrant is set to expire on June 30, 2026.

During Q2 2022, the Company entered into eight warrant agreements for a common stock purchase. The warrant is at the par value of $0.0001 and the investors have the option to purchase 158,000 shares at a strike price of between $0.50/share and $0.75/share. These transactions have been classified as warrants on the balance sheet and amount over the par value is classified in the Additional Paid in Capital account. The warrants are set to expire 5 years from the date of the agreements.

During Q3 2022, the Company entered into ten warrant agreements for a common stock purchase. The warrant is at the par value of $0.0001 and the investors have the option to purchase 1,091,000 shares at a strike price of between $0.50/share and $0.75/share. These transactions have been classified as warrants on the balance sheet and amount over the par value is classified in the Additional Paid in Capital account. The warrants are set to expire 5 years from the date of the agreements.

During Q4 2022, the company entered into four warrant agreements for a common stock purchase. The warrant is at the par value of $0.0001 and the investors have the option to purchase 15,000 shares at a strike price of between $0.50/share and $0.75/share. These transactions have been classified as warrants on the balance sheet and amount over the par value is classified in the Additional Paid in Capital account. The warrants are set to expire 5 years from the date of the agreements.

Equity Reclassification

In 2020 the company reported Common Stock at $1,120 and an adjusting entry had to be made in 2021 to reflect the accurate balance of this account. As of December 31, 2020 and December 31 2021, there were 23 million shares of common stock issued at a par value of $0.0001. The balance as of December 31, 2020 and December 31, 2021 for Common Stock is reported as $2,300.

In 2020, the company presented Preferred Stock at the value of the investment made by the shareholder rather than at the par value of $0.0001 the Preferred Stock. The total balance of the Preferred Stock reported in the prior year was $142,000.

In 2020, the company posted an adjusting entry related to Stockholder’s Equity to accurately reflect the Preferred Stock and Additional Paid-In Capital Accounts. The adjusting entries provide the reader of the financial statements a concise value associated to these accounts. The balance as of December 31, 2020 for Preferred Stock is now reported as $15 and the Additional Paid in Capital associated to Preferred Stock is $141,985.

Except the regrouping of accounts, these adjustments did not impact the financial statements in any manner.

NOTE 9: SPONSORSHIPS

The company no longer sponsors a gaming team and therefore has led to a reduction in player’s winning expense. The company last sponsored a gaming team in 2019.

NOTE 10: MEDIA PRODUCTION EXPENSES

The company incurred $520,000 of Media Production Expenses during the quarter. These expenses relate to the production of a documentary. The company producing the documentary is a related party of the company.

NOTE 11: SUBSEQUENT EVENTS

•	The company is in negotiations to acquire a Canada based media company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues are instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2022 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2022.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

•	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
•	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2022 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholder’ equity, and cash flows for the years ended December 31, 2022 and 2021, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position(s)
Kinney McGraw	51	Chairman of the Board
		President, Secretary/ Treasurer, Chief Executive Officer (Principal Executive Officer)

Each of our officers is elected by our Board of Directors to serve until the next annual meeting of directors or until their successors are duly elected and qualified. Our Board of Directors, going forward, will be elected by a majority vote of common stock then outstanding.

Background and Business Experience

Kinney L. (Ken) McGraw, has over 25 years of experience in corporate finance and banking in increasingly responsible positions. Licensed as a mortgage banker and mortgage broker, Mr. McGraw began his finance career in real estate in retail sales, becoming over time the founder of 4M Financial, LLC, a nationwide mortgage and finance firm employing a professional staff of more than one hundred. He is also the former founder of Executive Funding, Inc.al, a multi-state banking operation across the Mid-West and South. Mr. McGraw is currently President and CEO of Tiger Capital Management Inc (TCM), a business consulting firm which services a wide range of clientele requiring expertise in banking, real estate, insurance and/or mortgages.

In 1997, Mr. McGraw began his career in finance as a loan officer in Lemont, Illinois with JVS Financial Corporation. He quickly rose to a management position responsible for a team of 15 salesmen. Achieving success as a manager in the field of residential real estate lending, Mr. McGraw was recruited to manage a team of loan officers for a mid-sized wholesale banking operation in Chicago, Illinois (1998-1999). In 1999, Mr. McGraw founded 4M Financial in Orland Park, Illinois. He grew a startup mortgage broker operation into a successful regional residential and commercial finance company, developing skills as a sales and operations manager. In 2001, Mr. McGraw joined a sales team for a then multi-billion-dollar nationwide mortgage lending company, Fremont Invest & Loan Corporation. From 2001-2006, Mr. McGraw used the company’s nationwide lending platform to reach clients in all 50 states and, within five years, proved the inside sales model a success. In 2006, Mr. McGraw founded Excellent Funding, Inc. in Orland Park, Illinois and Miami, Florida, developing a successful mortgage lending business spanning multiple states. In 2008, McGraw founded Tiger Capital Management Inc., a banking and finance consulting firm. From 2008 to date, Mr. McGraw has helped his clients build successful business operations in the areas of banking, finance, mortgage and real estate. He has broad experience in turning under-performing businesses into profitable enterprises.

Identification of Significant Employees.

We employ no significant employees other than Mr. McGraw, the Chief Executive Officer.

Family Relationships.

We currently do not have any officers or directors who are related to one another.

Committees

We do not currently have an audit, compensation or nominating committee. Our Board of Directors, currently comprised of two members, is expected for the foreseeable future to act as a “committee of the whole” board and, as such, is not expected to have separate audit, compensation and nominating committees. Following the completion and effectiveness of this offering and after FINRA permits us to have our securities quoted and issues us a symbol, we intend to include one or more independent directors and intend to adopt a charter for each committee.

The audit committee functions being performed by our Board of Directors, currently and for the foreseeable future, requires the oversight and primary responsibility for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

The compensation committee functions being performed by our Board of Directors, currently and for the foreseeable future, requires the oversight for implementation and approvals of the compensation structure, including all forms of compensation, relating to our directors and executive officers and periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements.

The nominating committee functions being performed by our Board of Directors, currently and for the foreseeable future, requires selecting individuals qualified to become our directors and in determining the composition of the Board and its committees.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers and persons who beneficially own more than 10% of a registered class of equity securities to file initial reports of ownership and reports of change in ownership of common stock and other equity securities with the Commission. Since our inception, and for the foreseeable future, we have not had a class of equity securities registered under the Securities Exchange Act of 1934, as amended; therefore, compliance with Section 16(a) thereof by our officers and directors is not required. Once the Company becomes what is called a “Section 12” reporting company, our officers, directors and greater than 10% stockholders will be required by the Commission’s rules and regulations to furnish us with copies of all Section 16(a) forms they file.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at www.esportsentertainmentgroup.com. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
35

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
7.	Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any federal or state securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Disclosure of Commission Position on Indemnification of Securities Act Liabilities

Our directors and officers are indemnified as provided by the Delaware corporate law and our bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

Item 11. Executive Compensation

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Other Annual Compensation	All Other Compensation	Total
Kinney McGraw,	2022	$—	—	—	—	—	—	—
CEO and President	2021	$—	$—	—	—			15,000

Employment Agreements

None

Compensation-Setting Process/Role of Our Compensation Committee

During 2022, our board of directors was responsible for overseeing our executive compensation program, establishing our executive compensation philosophy, and determining specific executive compensation, including cash and equity. Our Compensation Committee considers one or more of the following factors when setting executive compensation, as further explained in the discussions of each compensation element below:

•	the experiences and individual knowledge of the members of the committee regarding executive compensation, as we believe this approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure;
•	corporate and/or individual performance, as we believe this encourages our executive officers to focus on achieving our business objectives;
•	the executive’s existing equity award and stock holdings; and
•	internal pay equity of the compensation paid to one executive officer as compared to another — that is, that the compensation paid to each executive should reflect the importance of his or her role to the company as compared to the roles of the other executive officers, while at the same time providing a certain amount of parity to promote teamwork.

Executive Compensation Program Components

Base Salary

We provide base salary as a fixed source of compensation for our executive officers, allowing them a degree of certainty when having a meaningful portion of their compensation “at risk” in the form of equity awards covering the shares of a company for whose shares there has been limited liquidity to date. The compensation committee recognizes the importance of base salaries as an element of compensation that helps to attract highly qualified executive talent.

Base salaries for our executive officers were established primarily based on individual negotiations with the executive officers when they joined us and reflect the scope of their anticipated responsibilities, the individual experience they bring, the board members’ experiences and knowledge in compensating similarly situated individuals at other companies, our then-current cash constraints, and a general sense of internal pay equity among our executive officers.

The compensation committee does not apply specific formulas in determining base salary increases. In determining base salaries for 2018 for our continuing named executive officers, no adjustments were made to the base salaries of any of our named executive officers as the compensation committee determined, in their independent judgment and without reliance on any survey data, that existing base salaries, taken together with other elements of compensation, provided sufficient fixed compensation for retention purposes.

Outstanding Equity Awards at December 31, 2022

None

Stock Incentive Plan

The Company does not have any stock incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding our voting shares beneficially owned as of [ ] and is based on 23,000,000 shares issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 30, 2022. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 30, 2022 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: 1900 E. Golf Road, Suite 950, Schaumburg, Illinois 60173.

Name and Address of Beneficial Owner	Number	Percent
Kinney McGraw(1)	6.326.333	27.5%
All Officers and Directors as a group (five persons)
Chris Shefts(2)	4,116,667	17.9
John Keefe(3)	3,303,073	14.4
Nathan Griffin(3)	2,154,071	9.4
One Eyed Jack LLC	2,000,000	8.7
David and Vonya Currey	1,170,000	5.2
5% Beneficial Shareholders as a Group	11,170,000	55.4

* less than 1%

(1)	Includes 6,326,333 shares owned by McGraw Capital Corporation
(2)	Includes 2,000,000 shares owned by Esports Associates Corp. and 2,000,000 shares owned by Game Pros US Corp.
(3)	Includes 2,000,000 shares owned by SBX LLC
(4)	Includes 2,000,000 shares owned by GG Consultants LLC and 250,000 shares owned by Northwest Cedar Inc.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions and series of similar transactions, since December 31, 2022, that we were a participant or will be a participant in, which:

•	the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and
•	any of our directors, executive officers, holders of more than 5% of our capital stock (which we refer to as “5% stockholders”) or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers.

Item 14. Principal Accounting Fees and Services.

December 31, 2022

Audit	$29,500
Audit related	—
Tax
Total	$29,500

December 31, 2021

Audit	$8,800
Audit related	—
Tax
Total	$8,800

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements. See the Financial Statements starting on page F-1.

2. Exhibits. The exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, and filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDNIGHT GAMING CORPORATION

Date: August 1, 2024	By:	/s/ Kinney McGraw
	Name:	Kinney McGraw
Chief Executive Officer, Treasurer and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/ Paul K. Danner
Paul K. Danner	Director, Chairman of the Board	August 1, 2024

EXHIBIT INDEX

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1 (a)	Articles of Incorporation	1-A	3.1(a)	12/23/2016
3.1 (b)	Amendment to Articles of Incorporation	1-A	3.1(b)	12/23/2016
3.1 (c)	Amendment to Articles of Incorporation	DRS	3.1(c)	7/20/2021
3.2	Bylaws	1-A	3.2	12/23/2016
3.3	Certificate of Designation for the Class B Convertible Preferred Stock	DRS	3.3
3.4	Certificate of Designation for the Class C Convertible Preferred Stock	DRS	3.4
3.5	Certificate of Designation for the Class D Convertible Preferred Stock	DRS	3.5
3.6	Certificate of Designation for the Class E Convertible Preferred Stock	DRS	3.6
4.1	Description of Capital Stock
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*
32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

* Filed herewith

** Furnished herewith

