Form 10-K
period 2023-12-31
Midnight Gaming Corp
filed 2025-01-28
CIK 1692780

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

i

MIDNIGHT GAMING CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

GTV

GTV is a game-centric live streaming platform which can be viewed through a virtual cable network, OTT streaming service, and websites.

MEDIA PLATFORMS: • Roku • Amazon Fire TV • Samsung Smart TV • Apple TV • iOS • Android • LG Smart TV • Twitch • Website	OTT DISTRIBUTION • Unites States • Canada • Europe • Asia

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

GTV has already created hundreds of individual channels, each dedicated to a different eSport or hosted by a different eSport celebrity. GTV’s model is to generate revenues through advertising revenue on each channel.

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

Multiple Channels: We have created hundreds of channels to attract viewers interested in specific games and/or celebrities.

Advertising Diversity: Based on our technology, our advertisers can select to target viewers of a certain game or celebrity or can select to advertise to a specific geographic area based on our OTT systems.

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

To date, we have recorded de minimis revenues from the sale of our products. If we are unable to generate revenues, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever be able to achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2023 and 2022. As of December 31, 2023 and 2022, our accumulated deficit was $2,597,000 and $2,295,856, respectively.   These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this prospectus do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding. If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and we may have to cease operations. In that event you could lose your entire investment.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firms have included an explanatory paragraph in our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 stating that our operating losses and limited working capital, raise substantial doubt about our ability to continue as a going concern. To date, it has been necessary to rely upon debt and the sale of our equity securities to sustain operations. Our management anticipates that we will require additional capital to fund ongoing operations.

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

To date, the Company has relied primarily on equity financing to carry on its business. The Company has limited financial resources, has no operating cash flow and has no assurance that sufficient funding will be available to it to fund its operating expenses and to further develop its business. As of December 31, 2023, we had cash of $428,604.   We expect the net proceeds from future offerings, along with our current cash position, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Thereafter, unless we achieve profitability, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to then existing shareholders. There can be no assurance that such additional capital will be available, on a timely basis, or on terms acceptable to the Company. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of its business with the possible loss of such properties or assets. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects.

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

As of December 31 2023, there were approximately 300 registered holders of record of our common stock.

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

S R Chourasiya & Co

PCAOB Reg No 6137

Pune, India

Item 8. Financial Statements and Supplementary Data.

Midnight Gaming Corporation

Balance Sheet

As on December 31, 2023

	As of	As of
	December 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$428,490	$184,875
Total Current Assets	428,490	184,875
Other Assets
Notes Receivable - Related Party	702,635	262,672
Total Other Assets	702,635	262,672
Total Assets	$1,131,125	$447,547

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,512	$8,511
Accrued Expenses	26,587	18,586
Total Current Liabilities	35,099	27,097
Long-Term Liabilities
Loan Payable - Related Party	—	—
Notes Payable	393,500	393,500
Accrued Interest	141,725	108,505
Total Long-Term Liabilities	535,225	502,005
Total Liabilities	570,323	529,102
Stockholders' deficit:
Preferred stock (par 0.0001, 4,420,000,000 issued and outstanding)	45	45
Common stock (par 0.0001, 100,000,000 shares authorized, and 23,020,000 issued and outstanding)	2,302	2,302
Warrants	232	138
Additional paid in capital	3,155,222	2,211,816
Net Income (Loss)	(301,144)	(925,160)
Retained Earnings	(2,295,856)	(1,370,696)
Total stockholders' deficit	560,802	(81,555)
TOTAL LIABILITIES AND DEFICIT	$1,131,125	$447,547

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Operations

For the Period of January 1, 2023 through December 31, 2023

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December 31, 2023	December 31, 2022
	(unaudited)	(unaudited)
Revenue, net	$—	$—

Operating Expenses:
Media Production Expense	—	$520,000
Marketing	15,186	69,863
Legal and Professional Fees	93,968	61,796
Consulting Fees	9,048	2,223
Travel	75,311	39,425
Other general and administrative expenses	74,410	198,880
Total Operating Expenses	267,924	892,187

Loss from operations	(267,924)	(892,187)

Other Expenses
Interest expense	$33,220	$32,973
Net loss before income taxes	(301,144)	(925,160)
Provision for income taxes	—	—
Net loss	$(301,144)	$(925,160)
Loss per share
Basic & Diluted	$(0.013)	$(0.040)
Weighted average number of shares outstanding
Basic & Diluted	23,020,000	23,020,000

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Changes in Stockholders' Equity/Deficit

For the Period of January 1, 2023 to December 31, 2023

	Common Stock		Preferred Stock		Warrants
	Shares	Amount	Shares	Amount	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Beginning Balance as of January 1, 2021	23,000,000	$2,300	3	$15	$—	$425,986	$(944,312)	$(516,011)
Issuance of Preferred Stock			300	$30		299,970		300,000
Issuance of Warrants					$12	214,989		215,000
Equity Adjustment							1,178	1,178
Net Income							(427,562)	(427,562)
Ending Balance as of December 31, 2021	23,000,000	$2,300	303	$45	$12	$940,945	$(1,370,696)	$(427,395)
Beginning Balance as of January 1, 2022	23,000,000	$2,300	303	$45	$12	$940,945	$(1,370,696)	$(427,395)
Issuance of Warrants					126	1,260,874		1,261,000
Issuance of Common Stock	20,000	$2				9,998		10,000
Net Income							(925,160)	(925,160)
Ending Balance as of December 31, 2022	23,020,000	$2,302	303	$45	$138	$2,211,816	$(2,295,856)	$(81,555)
Beginning Balance as of January 1, 2023	23,020,000	$2,302	303	$45	$138	$2,211,816	$(2,295,856)	$(81,555)
Issuance of Warrants					94	943,406		943,500
Net Income							(301,144)	(301,144)
Ending Balance as of December 31, 2023	23,020,000	$2,302	303	$45	$232	$3,155,222	$(2,596,999)	$560,802

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Cash Flows

For the period of January 1, 2023 through December 31, 2023

	Twelve months	Twelve months
	ended	ended
	December 31, 2023	December 31, 2022
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(301,144)	$(925,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Non Cash Compensation Expense	—	—
Change in Accounts Payable	—	—
Change in Accrued Expenses	8,000	—
Net cash used in operating activities	$(293,144)	$(925,160)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$—	$2
Issuance of preferred stock	—	—
Issuance of Warrants	94	126
Additional Paid in Capital	943,406	1,270,872
Related party note proceeds received	(439,960)	(295,796)
Accrued Interest	33,220	32,972
Notes Payable	—	100,000
Net cash provided by financing activities	$536,759	$1,108,175

NET INCREASE IN CASH AND CASH EQUIVALENTS	$243,616	$183,015

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	184,875	1,860

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$428,490	$184,875

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—
Income tax paid	$—	$—

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Notes to Financial Statements

December 31, 2023

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The financial statements of the Company for the period from January 1, 2023 to December 31, 2023 have been prepared in accordance with generally accepted accounting principles.

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

As of December 31, 2023, the Company had not taken any significant uncertain tax positions on its tax returns for period ended December 31, 2023 or in computing its tax provision for 2023. Management has not yet filed any tax return.

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

NOTE 3: NOTE PAYABLE/RECEIVABLE – RELATED PARTY

Since inception and until December 31, 2023 this Company is due $702,635 from the major shareholder of the Company, representing an unsecured note payable bearing interest at 5% per annum. During Q1 2022, the balance shifted from a liability to a loan receivable. The note along with accrued interest was due on December 31, 2017. No interest was accrued in Q4 2023. Subsequent to the year ended September 30, 2017, the note terms were amended. The note is now due on demand.

NOTE 4: NOTE PAYABLE – NON-RELATED PARTY

The company entered into three notes payable bearing an interest rate of 12% during 2020 in the aggregate amount of $53,000. As of December 31, 2023, these three note payable have accrued interest in the amount of $19,882.

The company entered into five notes payable bearing an interest rate of 12% during 2021 in the aggregate amount of $140,500. As of December 31, 2023, these five notes payable have accrued interest in the amount of $44,516.

A note payable bearing an interest rate at 5% per annum was entered into on January 18, 2022 in the amount of $100,000. The note payable will be due on or after October 25, 2022. As of December 31, 2023, the note has accrued interest of $9,753. This note is in addition to a note that was entered into with the same party in 2021 in the amount of $100,000. Interest accrued on this portion of the note payable is $10,904 as of December 31, 2023.

NOTE 5: INCOME TAXES

The Company had no income tax expense since inception until December 31, 2023. The blended Federal and State tax rates for the period of 0% applies to income before taxes. The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities at December 31, 2023 are as follows:

Deferred tax liabilities:

Net loss before taxes	$(301,144)
Deferred tax	0
Less deferred tax asset on net operating loss	0
Net deferred tax liability	$0

NOTE 6: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $2,596,999 as of December 31, 2023. To date, the operations have been financed through the issuance of preferred stock, warrants and promissory notes.

In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. This company expects to raise capital as a source of financing the project plan. As of December 31, 2023, the Company had minimal operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7: RELATED PARTY TRANSACTIONS

The Company is due $702,635 during the period from October 11, 2016 (inception) to December 31, 2023 from the shareholder, who owns 27.5% of the shares of the Company, representing an unsecured note payable bearing interest at 5% per annum. During Q1 2022, the balance shifted from a liability to a loan receivable. Accrued interest of $57,470 is payable along with the principle on demand. No interest was accrued for Q4 2023. The note terms were amended subsequent to the year ended September 30, 2017. The note holder agrees to advance money to the company as needed and the note will be due on demand.

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

During 2023, the company entered into twenty-six warrant agreements for a common stock purchase. The warrant is at a par value of $0.0001 and the investors have the option to purchase shares of a strike price between $0.50/share and $0.75/share. These transactions have been classified as warrants on the balance sheet and amount over the par value is classified in the Additional Paid in Capital account. The warrants are set to expire 5 years from the date of the agreements.

Equity Reclassification

In 2020 the company reported Common Stock at $1,120 and an adjusting entry had to be made in 2021 to reflect the accurate balance of this account. As of December 31, 2020 and December 31 2021, there were 23 million shares of common stock issued at a par value of $0.0001. The balance as of December 31, 2020 and December 31, 2021 for Common Stock is reported as $2,300.

In 2020, the company presented Preferred Stock at the value of the investment made by the shareholder rather than at the par value of $0.0001 the Preferred Stock. The total balance of the Preferred Stock reported in the prior year was $142,000.1

In 2020, the company posted an adjusting entry related to Stockholder’s Equity to accurately reflect the Preferred Stock and Additional Paid-In Capital Accounts. The adjusting entries provide the reader of the financial statements a concise value associated to these accounts. The balance as of December 31, 2020 for Preferred Stock is now reported as $15 and the Additional Paid in Capital associated to Preferred Stock is $141,985.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2023 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2023.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2023.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

•	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
•	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2023 and 2022 and the related consolidated statements of operations, comprehensive loss, stockholder’ equity, and cash flows for the years ended December 31, 2023 and 2022, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2023.

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

Background and Business Experience

Paul K. Danner joined our Board of Directors in 2021. He is currently serving as the Chief Executive Officer of Pepex Biomedical, Inc. From 2016 to 2018, he was Chairman & Chief Executive Officer of Alliance MMA, Inc., NASDAQ-listed sports promotion and media firm. Formerly, Mr. Danner was the Managing Director of Destiny Partners Worldwide, a global organizational management and business operations consultancy since 2006. From 2008 to 2010, Mr. Danner was also the Chief Executive Officer of Shanghai-based China Crescent Enterprises, a fully-reporting OTCBB-listed information technologies company which operated primarily in Asia. Previously, he served as Chairman & Chief Executive Officer of Paragon Financial Corporation, a NASDAQ-listed financial services firm, from 2002 to 2006. From January 1998 to 2001 Mr. Danner was employed in various roles at MyTurn.com, Inc., a NASDAQ-listed information technologies company, including as Chief Executive Officer. From 1996 to 1997, Mr. Danner was the Managing Partner of Technology Ventures, a business consultancy firm. From 1985 to 1996 he held executive-level and sales & marketing positions with a number of Fortune-100 technology companies including NEC Technologies and Control Data Corporation. Mr. Danner served as a Naval Aviator flying the F-14 Tomcat, and subsequently as an Aerospace Engineering Duty Officer supporting the Naval Air Systems Command, for 8 years on active duty plus 22 years with the reserve component of the United States Navy. He retired from the Navy in 2009 with the rank of Captain. Mr. Danner received his BS in Business Finance from Colorado State University, and holds an MBA in Marketing from the Strome College of Business at Old Dominion University. His vast corporate experience qualifies him to serve on and lead our board, especially in our formative period.

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

In 1997, Mr. McGraw began his career in finance as a loan officer in Lemont, Illinois with JVS Financial Corporation. He quickly rose to a management position responsible for a team of 15 salesmen. Achieving success as a manager in the field of residential real estate lending, Mr. McGraw was recruited to manage a team of loan officers for a mid-sized wholesale banking operation in Chicago, Illinois (1998-1999). In 1999, Mr. McGraw founded 4M Financial in Orland Park, Illinois. He grew a startup mortgage broker operation into a successful regional residential and commercial finance company, developing skills as a sales and operations manager. In 2001, Mr. McGraw was recruited to develop an inside sales team for a then multi-billion-dollar nationwide mortgage lending company, Fremont Invest & Loan Corporation. From 2001-2006, Mr. McGraw used the company’s nationwide lending platform to reach clients in all 50 states and, within five years, proved the inside sales model a success. In 2006, Mr. McGraw founded Excellent Funding, Inc. in Orland Park, Illinois and Miami, Florida, developing a successful mortgage lending business spanning multiple states. In 2008, McGraw founded Tiger Capital Management Inc., a banking and finance consulting firm. From 2008 to date, Mr. McGraw has helped his clients build successful business operations in the areas of banking, finance, mortgage and real estate. He has broad experience in turning under-performing businesses into profitable enterprises.

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

Item 11. Executive Compensation

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Other Annual Compensation	All Other Compensation	Total
Kinney McGraw,	2023	$—	—	—	—	—	—	—
CEO and President	2022	$—	$—	—	—			15,000

Employment Agreements

None

Compensation-Setting Process/Role of Our Compensation Committee

During 2023, our board of directors was responsible for overseeing our executive compensation program, establishing our executive compensation philosophy, and determining specific executive compensation, including cash and equity. Our Compensation Committee considers one or more of the following factors when setting executive compensation, as further explained in the discussions of each compensation element below:

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

Outstanding Equity Awards at December 31, 2023

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

 The following is a description of the transactions and series of similar transactions, since December 31, 2022, that we were a participant or will be a participant in, which:

•	the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and
•	any of our directors, executive officers, holders of more than 5% of our capital stock (which we refer to as “5% stockholders”) or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers.

Item 14. Principal Accounting Fees and Services.

December 31, 2023

Audit	$16,125
Audit related	—
Tax
Total	$16,125

December 31, 2022

Audit	$29,500
Audit related	—
Tax
Total	$29,500

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

