Form 10-Q
period 2022-03-31
Midnight Gaming Corp
filed 2025-02-04
CIK 1692780

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Item 8. Financial Statements and Supplementary Data.

Midnight Gaming Corporation

Balance Sheet

As on March 31, 2022

	As on	As of
	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$6,002	$1,860
Total Current Assets	6,002	1,860
Other Assets
Notes Receivable	29,124	—
Total Other Assets	29,124	—
Total Assets	$35,126	$1,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,511	$8,511
Accrued Expenses	18,586	$18,586
Total Current Liabilities	27,097	27,097
Long-Term Liabilities
Loan Payable	—	33,124
Notes Payable	393,500	293,500
Accrued Interest	83,398	75,533
Total Long-Term Liabilities	476,898	402,157
Total Liabilities	503,995	429,254
Stockholders' deficit:
Preferred stock (par 0.0001, 4,420,000,000 issued and outstanding)	45	45
Common stock (par 0.0001, 100,000,000 shares authorized, and 23,000,000 issued and outstanding)	2,300	2,300
Warrants	12	12
Additional paid in capital	940,945	940,945
Net Income (Loss)	(41,473)	(427,562)
Retained Earnings	(1,370,696)	(943,134)
Total stockholders' deficit	(468,866)	(427,394)

TOTAL LIABILITIES AND DEFICIT	$35,128	$1,860

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Operations

For the Period of January 1, 2022 through March 31, 2022

	For the Three Months Ended March 30,
	2022	2021
	(unaudited)	(unaudited)
Revenue, net	$—	$—
Operating Expenses:
Marketing	$4,905	$107,485
Legal and Professional Fees	16,000	12,365
Consulting Fees	923	14,720
Travel	1,405	17,116
Other general and administrative expenses	10,373	50,043
Total Operating Expenses	33,606	201,729

Loss from operations	(33,606)	(201,729)

Other Expenses
Interest expense	$7,867	$—
Net loss before income taxes	(41,473)	(201,729)
Provision for income taxes	—	—
Net loss	$(41,473)	$(201,729)
Loss per share
Basic & Diluted	$(0.002)	$(0.009)
Weighted average number of shares outstanding
Basic & Diluted	23,000,000	23,000,000

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Changes in Stockholders' Equity/Deficit

For the Period of January 1, 2022 to March 31, 2022

						Additional		Total
	Common Stock		Preferred Stock		Warrants	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Equity/(Deficit)

Beginning Balance as of January 1, 2020	12,000,000	$1,200				$269,001	$(881,701)	$(611,500)
Issuance of Common Stock for Services	11,000,000	$1,100				—	—	1,100
Issuance of Preferred Stock			3	$15		149,985		150,000
Discount on Preferred Stock						(8,000)		(8,000)
Executive Compensation						15,000		15,000
Net Income							(62,611)	(62,611)
Ending Balance as of December 31, 2020	23,000,000	$2,300	3	$15		$425,986	$(944,312)	$(516,011)
Beginning Balance as of January 1, 2021	23,000,000	$2,300	3	$15	$	$425,986	$(944,312)	$(516,011)
Issuance of Preferred Stock			300	$30		299,970		300,000
Issuance of Warrants					$12	214,989		215,000
Equity Adjustment							1,178	1,178
Net Income							(427,562)	(427,562)
Ending Balance as of December 31, 2021	23,000,000	$2,300	303	$45	$12	$940,945	$(1,370,696)	$(427,394)
Beginning Balance as of January 1, 2022	23,000,000	$2,300	303	$45	$12	$940,945	$(1,370,696)	$(427,394)
Net Income							(41,473)	(41,473)
Ending Balance as of March 31, 2022	23,000,000	$2,300	303	$45	$12	$940,945	$(1,412,169)	$(468,866)

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Cash Flows

For the Period of January 1, 2022 to March 31, 2022

	For the Three Months Ended March 30,
	2022	2021
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,473)	$(201,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Non Cash Compensation Expense	—	—
Change in Accounts Payable	—	(20,000)
Change in Accrued Expenses	—	—
Net cash used in operating activities	(41,473)	(221,729)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$—	$—
Issuance of preferred stock	—	23
Issuance of Warrants	—	—
Additional Paid in Capital	—	—
Additional Paid in Capital - Preferred Stock	—	224,977
Additional Paid in Capital - Warrants	—
Opening Balance Equity Adjustment	—	1,180
Related party note proceeds received	(62,252)	13,500
Accrued Interest	7,867	—
Notes Payable	100,000	37,500
Net cash provided by financing activities	45,615	277,180

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,142	55,451

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,860	50,142

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$6,002	$105,593

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—
Income tax paid	$—	$—

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Notes to Financial Statements

March 31, 2022

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The financial statements of the Company for the period from January 1, 2022 to March 31, 2022 have been prepared in accordance with generally accepted accounting principles.

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

As of March 31, 2022, the Company had not taken any significant uncertain tax positions on its tax returns for period ended March 31, 2022 or in computing its tax provision for 2022. Management has not yet filed any tax return. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally, for three years after they are filed.

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

NOTE 3: NOTE PAYABLE – RELATED PARTY

Since inception and until March 31, 2022 this Company is due $29,126 from the major shareholder of the Company, representing an unsecured note payable bearing interest at 5% per annum. The note along with accrued interest was due on December 31, 2017. No interest was accrued in Q1 2022. Subsequent to the year ended September 30, 2017, the note terms were amended. The note is now due on demand.

NOTE 3A: NOTE PAYABLE – NON-RELATED PARTY

A note payable bearing an interest rate at 5% per annum was entered into on January 18, 2022 in the amount of $100,000. The note payable will be due on or after October 25, 2022. As on March 31, 2022, the note has accrued interest of $1,219.

NOTE 4: INCOME TAXES

The Company had no income tax expense since inception until March 31, 2022. The blended Federal and State tax rates for the period of 0% applies to income before taxes. The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities at March 31, 2022 are as follows:

Deferred tax liabilities:

Net loss before taxes	$(41,473)

Deferred tax	0

Less deferred tax asset on net operating loss	0

Net deferred tax liability	$0

NOTE 5: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $1,412,169 as of March 31, 2022. To date, the operations have been financed through the loans from related party and promissory notes.

In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. This company expects to raise capital as a source of financing the project plan. As of March 31, 2022, the Company had minimal operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6: RELATED PARTY TRANSACTIONS

The Company is due $29,126 during the period from October 11, 2016 (inception) to March 31, 2022 from the shareholder, who owns 27.5% of the shares of the Company, representing an unsecured note payable bearing interest at 5% per annum. During Q1 2022, the balance shifted from a liability to a loan receivable. Accrued interest of $57,470 is payable along with the principle on demand. No interest was accrued for Q1 2022. No interest was paid until now. The note terms were amended subsequent to the year ended September 30, 2017. The note holder agrees to advance money to the company as needed and the note will be due on demand.

NOTE 7: STOCKHOLDERS’ EQUITY

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

Warrants

The Company entered into one warrant agreement for a common stock purchase. The warrant is at the par value of $0.00001 and the investor has the option to purchase 500,000 shares at a strike price of $0.50/per share. This transaction has been classified a warrant on the balance sheet and amount over the par value is classified in the Additional Paid in Capital account. The warrant is set to expire on June 30, 2026.

Equity Reclassification

In the prior year, the company reported Common Stock at $1,120 and an adjusting entry had to be made in 2021 to reflect the accurate balance of this account. As of December 31, 2020 and December 31 2021, there were 23 million shares of common stock issued at a par value of $0.0001. The balance as of December 31, 2020 and December 31, 2021 for Common Stock is reported as $2,300.

In the prior year, the company presented Preferred Stock at the value of the investment made by the shareholder rather than at the par value of $0.0001 the Preferred Stock. The total balance of the Preferred Stock reported in the prior year was $142,000.

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

NOTE 8: SPONSORSHIPS

The company no longer sponsors a gaming team and therefore has led to a reduction in player’s winning expense. The company last sponsored a gaming team in 2019.

NOTE 9: SUBSEQUENT EVENTS

•	There have been no significant subsequent events since the balance sheet date.

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

1

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

2