Form 10-Q
period 2023-06-30
Midnight Gaming Corp
filed 2025-02-04
CIK 1692780

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

☐ Yes ☒ No

On August 1, 2024, there were 23,002,000 shares of Common Stock issued and outstanding.

i

Item 8. Financial Statements and Supplementary Data.

Midnight Gaming Corporation

Balance Sheet

As on June 30, 2023

	As on	As on
	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$100,044	$184,875
Total Current Assets	100,044	184,875
Other Assets
Notes Receivable - Related Party	507,382	262,672
Total Other Assets	507,382	262,672
Total Assets	$607,427	$447,547

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,511	$8,511
Accrued Expenses	18,586	18,586
Total Current Liabilities	27,097	27,097
Long-Term Liabilities
Loan Payable - Related Party	—	—
Notes Payable	393,500	393,500
Accrued Interest	125,115	108,505
Total Long-Term Liabilities	518,615	502,005
Total Liabilities	545,712	529,102
Stockholders' deficit:
Preferred stock (par 0.0001, 4,420,000,000 issued and outstanding)	45	45
Common stock (par 0.0001, 100,000,000 shares authorized, and 23,002,000 issued and outstanding)	2,302	2,302
Warrants	167	138
Additional paid in capital	2,504,987	2,211,816
Net Income (Loss)	(149,930)	(925,160)
Retained Earnings	(2,295,856)	(1,370,696)
Total stockholders' deficit	61,715	(81,555)

TOTAL LIABILITIES AND DEFICIT	$607,427	$447,547

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Operations

For the Period of January 1, 2023 through June 30, 2023

	For the Six Months Ended June 30,
	2023	2022
	(unaudited)	(unaudited)

Revenue, net	$—	$—
Operating Expenses:
Marketing	$10,922	$12,622
Legal and Professional Fees	20,901	34,945
Consulting Fees	9,048	1,723
Travel	40,035	6,412
Other general and administrative expenses	52,412	34,890
Total Operating Expenses	133,320	90,593

Loss from operations	(133,320)	(90,593)

Other Expenses
Interest expense	$16,610	$16,150
Net loss before income taxes	(149,930)	(106,742)
Provision for income taxes	—	—
Net loss	$(149,930)	$(106,742)
Loss per share
Basic & Diluted	$(0.007)	$(0.005)
Weighted average number of shares outstanding
Basic & Diluted	23,020,000	23,000,000

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Changes in Stockholders' Equity/Deficit

For the Period of January 1, 2023 to June 30, 2023

						Additional		Total
	Common Stock		Preferred Stock		Warrants	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Equity/(Deficit)

Ending Balance as of December 31, 2020	23,000,000	$2,300	3	$15	$—	$425,986	$(944,312)	$(516,011)
Beginning Balance as of January 1, 2021	23,000,000	$2,300	3	$15	$—	$425,986	$(944,312)	$(516,011)
Issuance of Preferred Stock			300	$30		299,970		300,000
Issuance of Warrants					$12	214,989		215,000
Equity Adjustment							1,178	1,178
Net Income							(427,562)	(427,562)
Ending Balance as of December 31, 2021	23,000,000	$2,300	303	$45	$12	$940,945	$(1,370,696)	$(427,395)
Beginning Balance as of January 1, 2022	23,000,000	$2,300	303	$45	$12	$940,945	$(1,370,696)	$(427,395)
Issuance of Warrants					126	1,260,874		1,261,000
Issuance of Common Stock	20,000	$2				9,998		10,000
Net Income							(925,160)	(925,160)
Ending Balance as of December 31, 2022	23,020,000	$2,302	303	$45	$138	$2,211,816	$(2,295,856)	$(81,555)
Beginning Balance as of January 1, 2023	23,020,000	$2,302	303	$45	$138	$2,211,816	$(2,295,856)	$(81,555)
Issuance of Warrants					29	293,171		293,200
Net Income							(149,930)	(149,930)
Ending Balance as of June 30, 2023	23,020,000	$2,302	303	$45	$167	$2,504,987	$(2,445,786)	$61,715

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Statement of Cash Flows

For the Period of January 1, 2023 through June 30, 2023

	For the Six Months Ended June 30,
	2023	2022
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,930)	$(106,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Non Cash Compensation Expense	—	—
Change in Accounts Payable	—	—
Change in Accrued Expenses	—	—

Net cash used in operating activities	(149,930)	(106,742)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$—	$—
Issuance of preferred stock	—	—
Issuance of Warrants	29	16
Additional Paid in Capital	—	—
Additional Paid in Capital - Preferred Stock	—	—
Additional Paid in Capital - Warrants	293,171	1,260,873
Opening Balance Equity Adjustment	—	—
Related party note proceeds received	(244,711)	(151,448)
Accrued Interest	16,610	16,150
Notes Payable	—	100,000
Net cash provided by financing activities	65,099	1,225,591

NET INCREASE IN CASH AND CASH EQUIVALENTS	(84,831)	1,118,849

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	184,875	1,860

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$100,044	$1,120,709

SUPPLEMENTAL DISCLOSURES:
Interest paid		$—
Income tax paid		$—

Please see accompanying notes to financial statements.

Midnight Gaming Corporation

Notes to Financial Statements

June 30, 2023

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The financial statements of the Company for the period from January 1, 2023 to June 30, 2023 have been prepared in accordance with generally accepted accounting principles.

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

As of June 30, 2023, the Company had not taken any significant uncertain tax positions on its tax returns for period ended June 30, 2023 or in computing its tax provision for 2023. Management has not yet filed any tax return. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally, for three years after they are filed.

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

NOTE 3: NOTE PAYABLE/RECEIVABLE – RELATED PARTY

Since inception and until June 30, 2023 this Company is due $507,382 from the major shareholder of the Company, representing an unsecured note payable bearing interest at 5% per annum. During Q1 2022, the balance shifted from a liability to a loan receivable. The note along with accrued interest was due on December 31, 2017. No interest was accrued in Q2 2023. Subsequent to the year ended September 30, 2017, the note terms were amended. The note is now due on demand.

NOTE 4: NOTE PAYABLE – NON-RELATED PARTY

The company entered into three notes payable bearing an interest rate of 12% during 2020 in the aggregate amount of $53,000. As of June 30, 2023, these three note payable have accrued interest in the amount of $16,701.

The company entered into five notes payable bearing an interest rate of 12% during 2021 in the aggregate amount of $140,500. As of June 30, 2023, these five notes payable have accrued interest in the amount of $36,806.

A note payable bearing an interest rate at 5% per annum was entered into on January 18, 2022 in the amount of $100,000. The note payable will be due on or after October 25, 2022. As on June 30, 2023, the note has accrued interest of $7,253. This note is in addition to a note that was entered into with the same party in 2021 in the amount of $100,000. Interest accrued on this portion of the note payable is $8,404 as of June 30, 2023.

NOTE 5: INCOME TAXES

The Company had no income tax expense since inception until June 30, 2023. The blended Federal and State tax rates for the period of 0% applies to income before taxes. The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities at June 30, 2023 are as follows:

Deferred tax liabilities:

Net loss before taxes	$(149,930)

Deferred tax	0

Less deferred tax asset on net operating loss	0

Net deferred tax liability	$0

NOTE 6: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $2,445,786 as of June 30, 2023. To date, the operations have been financed through the issuance of preferred stock, warrants and promissory notes.

In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. This company expects to raise capital as a source of financing the project plan. As of June 30, 2023, the Company had minimal operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7: RELATED PARTY TRANSACTIONS

The Company is due $507,382 during the period from October 11, 2016 (inception) to June 30, 2023 from the shareholder, who owns 27.5% of the shares of the Company, representing an unsecured note payable bearing interest at 5% per annum. During Q1 2022, the balance shifted from a liability to a loan receivable. Accrued interest of $57,470 is payable along with the principle on demand. No interest was accrued for Q2 2023. No interest was paid until now. The note terms were amended subsequent to the year ended September 30, 2017. The note holder agrees to advance money to the company as needed and the note will be due on demand.

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

During Q2 2023, the company entered into seven warrant agreements for a common stock purchase. The warrant is at the par value of $0.0001 and the investors have the option to purchase shares at a strike price of between $0.50/share and $0.75/share. These transactions have been classified as warrants on the balance sheet and amount over the par value is classified in the Additional Paid in Capital account. The warrants are set to expire 5 years from the date of the agreements.

Equity Reclassification

In the prior years, the company reported Common Stock at $1,120 and an adjusting entry had to be made in 2021 to reflect the accurate balance of this account. As of December 31, 2020 and December 31 2021, there were 23 million shares of common stock issued at a par value of $0.0001. The balance as of December 31, 2020 and December 31, 2021 for Common Stock is reported as $2,300.

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